Form 10-K
period 2022-12-31
BMO 2022-C2 Mortgage Trust
filed 2023-03-30
CIK 1932997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity:333-255934-02

Central Index Key Number of the issuing entity:0001932997

BMO 2022-C2 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001861132

BMO Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001685185

UBS AG

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4224619 38-4224620 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

1.  The Yorkshire & Lexington Towers mortgage loan, which represented approximately 9.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 79 Fifth Avenue mortgage loan, which represented approximately 3.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the CGCMT 2022-GC48 PSA (as defined in Item 15 below).

2.  The Reef mortgage loan, which represented approximately 5.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Bell Works mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Reef mortgage loan and the Bell Works mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMARK 2022-B35 PSA (as defined in Item 15 below).

3.  The 360 Rosemary mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 111 River Street mortgage loan, which represented approximately 3.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 360 Rosemary mortgage loan and the 111 River Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2022-C1 PSA (as defined in Item 15 below).

4.  The Phoenix Industrial Portfolio VIII mortgage loan, which represented approximately 3.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Phoenix Industrial Portfolio VIII mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2022-C16 PSA (as defined in Item 15 below).

5.  The 2 Riverfront Plaza mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 2 Riverfront Plaza mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2022-C15 PSA (as defined in Item 15 below).

6.  The Wyndham National Hotel Portfolio mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Wyndham National Hotel Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the UBS 2019-C18 PSA (as defined in Item 15 below).

7.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Greystone Servicing Company LLC, as special servicer for the 79 Fifth Avenue mortgage loan under the CGCMT 2022-GC48 PSA (ii) Situs Holdings, LLC, as special servicer for the 360 Rosemary mortgage loan under the BMO 2022-C1 PSA, (iii) Wells Fargo Bank, National Association, as master servicer under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced and (iv) Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA, are not included in this report on Form 10-K because each of Greystone Servicing Company LLC, Situs Holdings, LLC and Wells Fargo Bank, National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the CGCMT 2022-GC48 PSA, the BMARK 2022-B35 PSA, the BMO 2022-C1 PSA,  the BBCMS 2022-C16 PSA and the BBCMS 2022-C15 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the UBS 2019-C18 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the CGCMT 2022-GC48 PSA, because Wilmington Trust, National Association did not make, and was not required to make, any advance under the CGCMT 2022-GC48 PSA during the year ended December 31, 2022, and, pursuant to the terms of the CGCMT 2022-GC48 PSA, the trustee is required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria only if it has made (or is required to make) an advance during the applicable calendar year.

8.  This report on Form 10-K does not include the servicer compliance statements of (i) Greystone Servicing Company LLC, as special servicer for the 79 Fifth Avenue mortgage loan under the CGCMT 2022-GC48 PSA (ii) Situs Holdings, LLC, as special servicer for the 360 Rosemary mortgage loan under the BMO 2022-C1 PSA and (iii) Wells Fargo Bank, National Association, as master servicer under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced,  because each of Greystone Servicing Company LLC, Situs Holdings, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the CGCMT 2022-GC48 PSA, the BMARK 2022-B35 PSA, the BMO 2022-C1 PSA,  the BBCMS 2022-C16 PSA and the BBCMS 2022-C15 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the UBS 2019-C18 PSA, because the certificate administrator under each such pooling and servicing agreement is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for BMO 2022-C2 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on July 12, 2022 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”) discloses that a material instance of noncompliance occurred, as described below:

1)             Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2)             Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The identified material instance of noncompliance with servicing criteria did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

3)             Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of July 1, 2022, by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of June 1, 2022 (“CGCMT 2022-GC48 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Greystone Servicing Company LLC, as a special servicer, Rialto Capital Advisors, LLC, solely with respect to the Yorkshire & Lexington Towers whole loan, as a special servicer, Park Bridge Lender Services LLC, as operating advisor, Park Bridge Lender Services LLC, as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of May 1, 2022 (“BMARK 2022-B35 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Pooling and Servicing Agreement, dated as of February 1, 2022 (“BMO 2022-C1 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Situs Holdings, LLC, as a special servicer, solely with respect to the 360 Rosemary loan combination, KeyBank National Association, as a special servicer solely with respect to the 111 River Street loan combination, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein). (See Explanatory Note 3)

(4.5) Pooling and Servicing Agreement, dated as of June 1, 2022 (“BBCMS 2022-C16 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein). (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of April 1, 2022 (“BBCMS 2022-C15 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein).  (See Explanatory Note 5)

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2019 (“UBS 2019-C18 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein). (See Explanatory Note 6)

31  Rule 13a-14(d)/15d-14(d) Certification.

33  Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

33.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2  Rialto Capital Advisors, LLC, as special servicer

33.3  Pentalpha Surveillance LLC, as operating advisor

33.4  Computershare Trust Company, National Association, as certificate administrator

33.5  Computershare Trust Company, National Association, as custodian

33.6  Wilmington Trust, National Association, as trustee

33.7   KeyBank National Association, as primary servicer

33.8  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan are serviced. (see Exhibit 33.1)

33.9  Rialto Capital Advisors, LLC, as special servicer for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 33.2)

33.10  Park Bridge Lender Services LLC, as operating advisor for the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan under the CGCMT 2022-GC48 PSA.

33.11  Computershare Trust Company, National Association, as custodian for the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 33.5)

33.12  Wilmington Trust, National Association, as trustee under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan are serviced. (omitted; see Explanatory Note 7)

33.13  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which The Reef mortgage loan and the Bell Works mortgage loan are serviced. (see Exhibit 33.7)

33.14  KeyBank National Association, as special servicer for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.7)

33.15  Park Bridge Lender Services LLC, as operating advisor for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.10)

33.16  Computershare Trust Company, National Association, as custodian for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.5)

33.17  Wilmington Trust, National Association, as trustee under the BMARK 2022-B35 PSA, pursuant to which The Reef mortgage loan and the Bell Works mortgage loan are serviced. (see Exhibit 33.6)

33.18  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced. (see Exhibit 33.7)

33.19  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 33.7)

33.20  Park Bridge Lender Services LLC, as operating advisor for the 360 Rosemary mortgage loan and the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 33.10)

33.21  Computershare Trust Company, National Association, as custodian for the 360 Rosemary mortgage loan and the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 33.5)

33.22  Wilmington Trust, National Association, as trustee under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced. (see Exhibit 33.6)

33.23  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Phoenix Industrial Portfolio VIII mortgage loan is serviced. (see Exhibit 33.1)

33.24  LNR Partners, LLC, as special servicer for the Phoenix Industrial Portfolio VIII mortgage loan under the BBCMS 2022-C16 PSA.

33.25  Park Bridge Lender Services LLC, as operating advisor for the Phoenix Industrial Portfolio VIII mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 33.10)

33.26  Computershare Trust Company, National Association, as custodian for the Phoenix Industrial Portfolio VIII mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 33.5)

33.27  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Phoenix Industrial Portfolio VIII mortgage loan is serviced. (see Exhibit 33.6)

33.28  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront Plaza mortgage loan is serviced. (see Exhibit 33.1)

33.29  Rialto Capital Advisors, LLC, as special servicer for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.2)

33.30  Pentalpha Surveillance LLC, as operating advisor for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.3)

33.31  Computershare Trust Company, National Association, as custodian for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 33.5)

33.32  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront Plaza mortgage loan is serviced. (see Exhibit 33.6)

33.33  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 33.2)

33.34  Park Bridge Lender Services LLC, as operating advisor for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 33.10)

33.35  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see exhibit 33.5)

33.36  Wilmington Trust, National Association, as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  Rialto Capital Advisors, LLC, as special servicer

34.3  Pentalpha Surveillance LLC, as operating advisor

34.4  Computershare Trust Company, National Association, as certificate administrator

34.5  Computershare Trust Company, National Association, as custodian

34.6  Wilmington Trust, National Association, as trustee

34.7   KeyBank National Association, as primary servicer

34.8  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan are serviced. (see Exhibit 34.1)

34.9  Rialto Capital Advisors, LLC, as special servicer for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 34.2)

34.10  Park Bridge Lender Services LLC, as operating advisor for the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan under the CGCMT 2022-GC48 PSA.

34.11  Computershare Trust Company, National Association, as custodian for the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 34.5)

34.12  Wilmington Trust, National Association, as trustee under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan are serviced. (omitted; see Explanatory Note 7)

34.13  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which The Reef mortgage loan and the Bell Works mortgage loan are serviced. (see Exhibit 34.7)

34.14  KeyBank National Association, as special servicer for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.7)

34.15  Park Bridge Lender Services LLC, as operating advisor for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.10)

34.16  Computershare Trust Company, National Association, as custodian for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.5)

34.17  Wilmington Trust, National Association, as trustee under the BMARK 2022-B35 PSA, pursuant to which The Reef mortgage loan and the Bell Works mortgage loan are serviced. (see Exhibit 34.6)

34.18  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced. (see Exhibit 34.7)

34.19  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 34.7)

34.20  Park Bridge Lender Services LLC, as operating advisor for the 360 Rosemary mortgage loan and the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 34.10)

34.21  Computershare Trust Company, National Association, as custodian for the 360 Rosemary mortgage loan and the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 34.5)

34.22  Wilmington Trust, National Association, as trustee under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced. (see Exhibit 34.6)

34.23  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Phoenix Industrial Portfolio VIII mortgage loan is serviced. (see Exhibit 34.1)

34.24  LNR Partners, LLC, as special servicer for the Phoenix Industrial Portfolio VIII mortgage loan under the BBCMS 2022-C16 PSA.

34.25  Park Bridge Lender Services LLC, as operating advisor for the Phoenix Industrial Portfolio VIII mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 34.10)

34.26  Computershare Trust Company, National Association, as custodian for the Phoenix Industrial Portfolio VIII mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 34.5)

34.27  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Phoenix Industrial Portfolio VIII mortgage loan is serviced. (see Exhibit 34.6)

34.28  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront Plaza mortgage loan is serviced. (see Exhibit 34.1)

34.29  Rialto Capital Advisors, LLC, as special servicer for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.2)

34.30  Pentalpha Surveillance LLC, as operating advisor for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.3)

34.31  Computershare Trust Company, National Association, as custodian for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 34.5)

34.32  Wilmington Trust, National Association, as trustee under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront Plaza mortgage loan is serviced. (see Exhibit 34.6)

34.33  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 34.2)

34.34  Park Bridge Lender Services LLC, as operating advisor for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 34.10)

34.35  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see exhibit 34.5)

34.36  Wilmington Trust, National Association, as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced. (see Exhibit 34.6)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  Rialto Capital Advisors, LLC, as special servicer

35.3  Computershare Trust Company, National Association, as certificate administrator

35.4  KeyBank National Association, as primary servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan are serviced. (see Exhibit 35.1)

35.6  Rialto Capital Advisors, LLC, as special servicer for the Yorkshire & Lexington Towers mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 35.2)

35.7  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which The Reef mortgage loan and the Bell Works mortgage loan are serviced. (see Exhibit 35.4)

35.8  KeyBank National Association, as special servicer for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 35.4)

35.9  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced. (see Exhibit 35.4)

35.10  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 35.4)

35.11  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Phoenix Industrial Portfolio VIII mortgage loan is serviced. (see Exhibit 35.1)

35.12  LNR Partners, LLC, as special servicer for the Phoenix Industrial Portfolio VIII mortgage loan under the BBCMS 2022-C16 PSA.

35.13  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront Plaza mortgage loan is serviced. (see Exhibit 35.1)

35.14  Rialto Capital Advisors, LLC, as special servicer for the 2 Riverfront Plaza mortgage loan under the BBCMS 2022-C15 PSA. (see Exhibit 35.2)

35.15  Rialto Capital Advisors, LLC, as special servicer for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA. (see Exhibit 35.2)

99.1 Mortgage Loan Purchase Agreement, dated as of July 1, 2022, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of July 1, 2022, between KeyBank National Association and BMO Commercial Mortgage Securities LLC, pursuant to which KeyBank National Association sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of July 1, 2022, between Starwood Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of July 1, 2022, between UBS AG and BMO Commercial Mortgage Securities LLC, pursuant to which UBS AG sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein).

99.5 Mortgage Loan Purchase Agreement, dated as of July 1, 2022, between Citi Real Estate Funding Inc. and BMO Commercial Mortgage Securities LLC, pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein).

99.6 Mortgage Loan Purchase Agreement, dated as of July 1, 2022, between German American Capital Corporation and BMO Commercial Mortgage Securities LLC, pursuant to which German American Capital Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein).

99.7  Primary Servicing Agreement, dated as of July 1, 2022, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and  KeyBank National Association, as primary servicer (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein).

 (b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 30, 2023