Form 10-K
period 2023-12-31
BMO 2022-C2 Mortgage Trust
filed 2024-03-29
CIK 1932997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(667) 786-1992

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

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
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

33.11  Computershare Trust Company, National Association, as custodian for the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 33.5)

33.12  Wilmington Trust, National Association, as trustee under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan are serviced. (see Exhibit 33.6)

33.13  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which The Reef mortgage loan and the Bell Works mortgage loan are serviced. (see Exhibit 33.7)

33.14  KeyBank National Association, as special servicer for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.7)

33.15  Park Bridge Lender Services LLC, as operating advisor for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.10)

33.16  Computershare Trust Company, National Association, as custodian for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 33.5)

33.17  Wilmington Trust, National Association, as trustee under the BMARK 2022-B35 PSA, pursuant to which The Reef mortgage loan and the Bell Works mortgage loan are serviced. (see Exhibit 33.6)

33.18  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced. (see Exhibit 33.7)

33.19  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 33.7)

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

34.11  Computershare Trust Company, National Association, as custodian for the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan under the CGCMT 2022-GC48 PSA. (see Exhibit 34.5)

34.12  Wilmington Trust, National Association, as trustee under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan are serviced. (see Exhibit 34.6)

34.13  KeyBank National Association, as master servicer under the BMARK 2022-B35 PSA, pursuant to which The Reef mortgage loan and the Bell Works mortgage loan are serviced. (see Exhibit 34.7)

34.14  KeyBank National Association, as special servicer for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.7)

34.15  Park Bridge Lender Services LLC, as operating advisor for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.10)

34.16  Computershare Trust Company, National Association, as custodian for The Reef mortgage loan and the Bell Works mortgage loan under the BMARK 2022-B35 PSA. (see Exhibit 34.5)

34.17  Wilmington Trust, National Association, as trustee under the BMARK 2022-B35 PSA, pursuant to which The Reef mortgage loan and the Bell Works mortgage loan are serviced. (see Exhibit 34.6)

34.18  KeyBank National Association, as master servicer under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced. (see Exhibit 34.7)

34.19  KeyBank National Association, as special servicer for the 111 River Street mortgage loan under the BMO 2022-C1 PSA. (see Exhibit 34.7)

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

Date: March 29, 2024