Form 10-K
period 2025-12-31
BMO 2022-C2 Mortgage Trust
filed 2026-03-31
CIK 1932997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

6.  The Wyndham National Hotel Portfolio mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Wyndham National Hotel Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the UBS 2019-C18 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the UBS 2019-C18 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-02.

7.  Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Greystone Servicing Company LLC, as special servicer for the 79 Fifth Avenue mortgage loan under the CGCMT 2022-GC48 PSA (ii) Situs Holdings, LLC, as special servicer for the 360 Rosemary mortgage loan under the BMO 2022-C1 PSA, (iii) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced, (iv) Trimont LLC, as master servicer on and after March 1, 2025 under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced and (v) Wells Fargo Bank, National Association, as custodian for the Wyndham National Hotel Portfolio mortgage loan under the UBS 2019-C18 PSA, are not included in this report on Form 10-K because each of Greystone Servicing Company LLC, Situs Holdings, LLC, Wells Fargo Bank, National Association and Trimont LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the CGCMT 2022-GC48 PSA, the BMARK 2022-B35 PSA, the BMO 2022-C1 PSA,  the BBCMS 2022-C16 PSA and the BBCMS 2022-C15 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the UBS 2019-C18 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8.  This report on Form 10-K does not include the servicer compliance statements of (i) Greystone Servicing Company LLC, as special servicer for the 79 Fifth Avenue mortgage loan under the CGCMT 2022-GC48 PSA (ii) Situs Holdings, LLC, as special servicer for the 360 Rosemary mortgage loan under the BMO 2022-C1 PSA, (iii) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced and (iv) Trimont LLC, as master servicer on and after March 1, 2025 under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced, because each of Greystone Servicing Company LLC, Situs Holdings, LLC, Wells Fargo Bank, National Association and Trimont LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the CGCMT 2022-GC48 PSA, the BMARK 2022-B35 PSA, the BMO 2022-C1 PSA,  the BBCMS 2022-C16 PSA and the BBCMS 2022-C15 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the UBS 2019-C18 PSA, because the certificate administrator under each such pooling and servicing agreement is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wilmington Trust, National Association (“WTNA”) (i) as trustee and (ii) as trustee under the CGCMT 2022-GC48 PSA, pursuant to which the Yorkshire & Lexington Towers mortgage loan and the 79 Fifth Avenue mortgage loan are serviced, (iii) as trustee under the BMARK 2022-B35 PSA, pursuant to which The Reef mortgage loan and the Bell Works mortgage loan are serviced, (iv) as trustee under the BMO 2022-C1 PSA, pursuant to which the 360 Rosemary mortgage loan and the 111 River Street mortgage loan are serviced, (v) as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Phoenix Industrial Portfolio VIII mortgage loan is serviced, (vi) as trustee under the BBCMS 2022-C15 PSA, pursuant to which the 2 Riverfront Plaza mortgage loan is serviced and (vii) as trustee under the UBS 2019-C18 PSA, pursuant to which the Wyndham National Hotel Portfolio mortgage loan is serviced:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions.  The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables.  WTNA intends to vigorously defend itself against this legal action.

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

(4.7) Pooling and Servicing Agreement, dated as of December 1, 2019 (“UBS 2019-C18 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Rialto Capital Advisors, LLC as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated July 12, 2022, and filed by the registrant on July 12, 2022 under Commission File No. 333-255934-02, and is incorporated by reference herein). (See Explanatory Note 6)

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

Date: March 31, 2026